Form 10-Q
period 2022-03-31
SOAR Technology Acquisition Corp.
filed 2022-05-13
CIK 1844650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number:001-40811

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act). Yes ☒ No ☐

As of May 12, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.00009 per share, issued and outstanding.

SOAR TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 29, 2021 (Inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit (Equity) for the Three Months Ended March 31, 2022 and for the Period from January 29, 2021 (Inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 29, 2021 (Inception) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4.	Controls and Procedures	18
Part II.	Other Information	19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Part III.	Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOAR TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,454,538	$1,486,972
Prepaid expenses	343,383	353,541
Total current assets	1,797,921	1,840,513

Other noncurrent assets	155,655	233,482
Investments held in Trust Account	237,055,861	236,903,949
TOTAL ASSETS	$239,009,437	$238,977,944

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$313,160	$71,214
Accrued offering costs	1,098	1,098
Total current liabilities	314,258	72,312

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	6,356,666	10,189,334
TOTAL LIABILITIES	14,720,924	18,311,646

Commitments and contingencies (see Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares at redemption value as of March 31, 2022 and December 31, 2021	237,055,861	236,903,949

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, each having a par or nominal value of approximately $0.00009; 53,333,345.5 shares authorized; 7,666,667 shares issued and outstanding	690	690
Accumulated deficit	(12,768,038)	(16,238,341)
Total Shareholders’ Deficit	(12,767,348)	(16,237,651)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$239,009,437	$238,977,944

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,	For The Period From January 29, 2021 (Inception) Through March 31,
	2022	2021

Formation and operational costs	$362,365	$5,022

Loss from operations	(362,365)	(5,022)
Other income:
Change in fair value of warrant liabilities	3,832,668	—
Unrealized gain on marketable securities held in Trust Account	36,284	—
Interest earned on investments held in Trust Account	115,628	—

Other income	3,984,580	—

Net income (loss)	$3,622,215	$(5,022)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares subject to redemption	$0.12	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,666,667	6,666,667
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,666,667	$690	$—	$(16,238,341)	$(16,237,651)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(151,912)	(151,912)

Net income	—	—	—	—	—	3,622,215	3,622,215

Balance – March 31, 2022	—	$—	7,666,667	$690	$—	$(12,768,038)	$(12,767,348)

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 29, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	690	24,310	—	25,000

Net loss	—	—	—	—	—	(5,022)	(5,022)

Balance – March 31, 2021	—	$—	7,666,667	$690	$24,310	$(5,022)	$19,978

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	For the Period from January 29, 2021 (Inception) through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,622,215	$(5,022)
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Change in fair value of warrant liabilities	(3,832,668)	—
Unrealized gain on marketable securities held in Trust Account	(36,284)	—
Interest earned on investments held in Trust Account	(115,628)	—
Changes in operating assets and liabilities:
Prepaid expenses	10,158	—
Accounts payable and accrued expenses	241,946	—
Accrued offering costs	—	22
Other noncurrent assets	77,827	—
Net cash used in operating activities	(32,434)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	108,546
Payment of offering costs	—	(108,546)
Net cash provided by financing activities	—	—

Net Change in Cash	(32,434)	—
Cash – Beginning	1,486,972	—
Cash – Ending	$1,454,538	$—

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$117,035
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on September 20, 2021, an amount of $236,900,000 ($10.30 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Liquidity and Going Concern

As of March 31, 2022, the Company had $1,454,538 in its operating bank account and working capital of $1,483,663. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).

The Company may raise additional capital through loans or additional investments from the Sponsors or its stockholders, officers, directors or third parties. The Company’s officers and directors and the Sponsors may but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, to meet its needs through the consummation of a Business Combination.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2022. The interim results for the three months ended March 31, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity Treasury securities are recorded at amortized costs and adjusted for the amortization or accretion of premiums or discounts. As of March 31, 2022, the investment in the Company’s Trust Account consisted of $642 in cash and $237,055,219 in U.S. Treasury securities. All of the U.S. Treasury securities will mature on May 19, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value.

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account will be included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, the Class A ordinary share reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(6,003,000)
Class A ordinary shares issuance costs	(13,064,007)
Plus:
Accretion of carrying value to redemption value	$25,970,956
Class A ordinary shares subject to possible redemption, December 31, 2021	$236,903,949

Plus:
Accretion of carrying value to redemption value	151,912
Class A ordinary shares subject to possible redemption, March 31, 2022	$237,055,861

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and the Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The quoted market price is used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants are valued using a Black Scholes simulation.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income (Loss) per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income (losses) are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,333,334 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		For the Period from January 29, 2021 (Inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,716,661	$905,554	$—	$(5,022)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	7,666,667	—	6,666,667

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,666,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $14,500,000, in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 5, 2021, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration of 7,187,500 Class B ordinary shares (the “Founder Shares”). On February 18, 2021, the Sponsor transferred 25,000 Founder Shares to each of Martha Tredgett and Greg Greeley, in each case for consideration of $87, resulting in the Sponsor holding 7,137,500 Founder Shares. On August 31, 2021, the Company effected a split of the outstanding Class B ordinary shares, resulting in the Sponsor holding 7,613,335 Founder Shares and Martha Tredgett and Greg Greeley each holding 26,666 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the share split. As a result of the underwriters’ election to fully exercise their over-allotment option at the Initial Public Offering, a total of 1,000,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On February 5, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. The Promissory Note was repaid in full on October 22, 2021. As of March 31, 2022 and December 31, 2021, there was $0 outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 15, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an amount not to exceed $33,333 per month for office space and secretarial and administrative services. For the three months ended March 31, 2022, the Company incurred $24,601 in fees related to these services, which are included in accrued expenses in the accompanying condensed balance sheet as of March 31, 2022.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with a par or nominal value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par or nominal value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue 53,333,345.5 Class B ordinary shares, with a par or nominal value of approximately $0.00009 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 7,666,667 Class B ordinary shares issued and outstanding.

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 8. WARRANT LIABILITY

Warrants— As of March 31, 2022 and December 31, 2021, there are 7,666,667 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined based on the redemption date and the fair market value of the Class A ordinary shares;

●	if, and only if, the closing price of the Class A ordinary shares equal or exceeds $10.00 per public share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption of the warrant holders.

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

As of March 31, 2022 and December 31, 2021, there are 9,666,667 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$237,055,861	$236,903,949

Liabilities:
Warrant Liability – Public Warrants	1	2,683,333	4,370,000
Warrant Liability – Private Placement Warrants	3	3,673,333	5,819,334

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations.

The quoted market price was used as the fair value as of each relevant date for valuing the Public Warrants. The Private Placement Warrants were valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility that is derived from a combination of the Company’s implied volatility of its Public Warrants and from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Stock price	$10.13	$10.11
Exercise price	$11.50	$11.50
Expected term (in years)	5.46	5.71
Volatility	5.6%	8.6%
Risk-free rate	2.39%	1.32%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$5,819,334	$—	$5,819,334
Change in valuation inputs or other assumptions	(2,146,001)	—	(2,146,001)
Fair value as of March 31, 2022	$3,673,333	$—	$3,673,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. No transfers occurred during the three months ended March 31, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 29, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $3,622,215, which consists of the change in fair value of warrant liabilities of $3,832,668, interest earned on marketable securities held in the Trust Account of $115,628 and unrealized gain on marketable securities held in the Trust Account of $36,284, offset by formation and operational costs of $362,365.

For the period from January 29, 2021 (inception) through March 31, 2021, we had a net loss of $5,022, which consists of formation and operational costs.

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

For the three months ended March 31, 2022, cash used in operating activities was $32,434. Net income of $3,622,215 was affected by the change in fair value of warrant liabilities of $3,832,668, interest earned on marketable securities held in the Trust Account of $115,628 and unrealized gain on marketable securities held in the Trust Account of $36,284. Changes in operating assets and liabilities provided $329,931 of cash for operating activities.

For the period from January 29, 2021 (inception) through March 31, 2021, we do not have cash used in operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $237,055,861 in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,454,538. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2021, we consummated the Initial Public Offering of 23,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $230,000,000. J.P. Morgan, RBC Capital Markets and BTIG acted as joint book-running managers of the Initial Public Offering. The offer and sale of the securities in the Initial Public Offering were registered under the Securities Act pursuant to the Registration Statement. The Securities and Exchange Commission declared the Registration Statement effective on September 15, 2021.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOAR TECHNOLOGY ACQUISITION CORP.

Date: May 12, 2022	By:	/s/ Joe Poulin
	Name:	Joe Poulin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Vicky Bathija
	Name:	Vicky Bathija
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)