Form 10-Q
period 2022-06-30
SOAR Technology Acquisition Corp.
filed 2022-08-10
CIK 1844650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 10, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.00009 per share, issued and outstanding.

SOAR TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		Page
Part I.	Financial Information	1
Item 1.	Interim Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and Three Months Ended June 30, 2021, and for the Period from January 29, 2021 (Inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Six Months Ended June 30, 2022 and Three Months Ended June 30, 2021, and for the Period from January 29, 2021 (Inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 29, 2021 (Inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4.	Controls and Procedures	18
Part II.	Other Information	19
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
Part III.	Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SOAR TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,297,556	$1,486,972
Prepaid expenses	374,194	353,541
Total current assets	1,671,750	1,840,513

Other noncurrent assets	77,828	233,482
Investments held in Trust Account	237,313,736	236,903,949
TOTAL ASSETS	$239,063,314	$238,977,944

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$526,533	$71,214
Accrued offering costs	—	1,098
Total current liabilities	526,533	72,312

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	2,660,000	10,189,334
TOTAL LIABILITIES	11,236,533	18,311,646

Commitments and contingencies (see Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 23,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	237,313,736	236,903,949

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, each having a par or nominal value of approximately $0.00009; 53,333,345.5 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2022 and December 31, 2021	690	690
Accumulated deficit	(9,487,645)	(16,238,341)
Total Shareholders’ Deficit	(9,486,955)	(16,237,651)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$239,063,314	$238,977,944

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For The Period From January 29, 2021 (Inception) Through June 30,
	2022	2021	2022	2021

Formation and operational costs	$416,273	$4,165	$778,638	$9,187
Loss from operations	(416,273)	(4,165)	(778,638)	(9,187)

Other income:
Change in fair value of warrant liabilities	3,696,666	—	7,529,334	—
Interest earned on investments held in Trust Account	392,422	—	508,050	—
Unrealized loss on marketable securities held in Trust Account	(134,547)	—	(98,263)	—
Other income, net	3,954,541	—	7,939,121	—

Net income (loss)	$3,538,268	$(4,165)	$7,160,483	$(9,187)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	23,000,000	—	23,000,000	—
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.12	$—	$0.23	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,666,667	6,666,667	7,666,667	6,666,667
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.00)	$0.23	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,666,667	$690	$—	$(16,238,341)	$(16,237,651)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(151,912)	(151,912)

Net income	—	—	—	—	—	3,622,215	3,622,215

Balance – March 31, 2022	—	$—	7,666,667	$690	$—	$(12,768,038)	$(12,767,348)

Accretion of Class A ordinary shares to redemption value	—	—	—	—	—	(257,875)	(257,875)

Net income	—	—	—	—	—	3,538,268	3,538,268

Balance – June 30, 2022	—	$—	7,666,667	$690	$—	$(9,487,645)	$(9,486,955)

THREE MONTHS ENDED JUNE 30, 2021 AND

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 29, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,666,667	690	24,310	—	25,000

Net loss	—	—	—	—	—	(5,022)	(5,022)

Balance – March 31, 2021	—	$—	7,666,667	$690	$24,310	$(5,022)	$19,978

Net loss	—	—	—	—	—	(4,165)	(4,165)

Balance – June 30, 2021	—	$—	7,666,667	$690	$24,310	$(9,187)	$15,813

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	For the Period from January 29, 2021 (Inception) through June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,160,483	$(9,187)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Change in fair value of warrant liabilities	(7,529,334)	—
Unrealized loss on marketable securities held in Trust Account	98,263	—
Interest earned on investments held in Trust Account	(508,050)	—
Changes in operating assets and liabilities:
Prepaid expenses	(20,653)	(835)
Accounts payable and accrued expenses	455,319	—
Accrued offering costs	(1,098)	—
Other noncurrent assets	155,654	—
Net cash used in operating activities	(189,416)	(5,022)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	125,446
Payment of offering costs	—	(119,446)
Net cash provided by financing activities	—	6,000

Net Change in Cash	(189,416)	978
Cash – Beginning	1,486,972	—
Cash – Ending	$1,297,556	$978

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$393,454
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Accretion of Class A ordinary share subject to possible redemption	$409,787	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Liquidity and Going Concern

As of June 30, 2022, the Company had $1,297,556 in its operating bank account and working capital of $1,145,217. In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsors or an affiliate of the Sponsors, or certain of the Company’s officers and directors, may provide the Company with Working Capital Loans (as defined below) (see Note 5).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022. The interim results for the three and six months ended June 30, 2022 is not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022, the assets held in the Trust Account were held in cash and U.S. Treasury securities. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments—Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity Treasury securities are recorded at amortized costs and adjusted for the amortization or accretion of premiums or discounts. As of June 30, 2022, the investment in the Company’s Trust Account consisted of $583 in cash and $237,313,153 in U.S. Treasury securities. All of the U.S. Treasury securities will mature on August 18, 2022. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the Class A ordinary share reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(6,003,000)
Class A ordinary shares issuance costs	(13,064,007)
Plus:
Accretion of carrying value to redemption value	$25,970,956
Class A ordinary shares subject to possible redemption, December 31, 2021	$236,903,949

Plus:
Accretion of carrying value to redemption value	409,787
Class A ordinary shares subject to possible redemption, June 30, 2022	$237,313,736

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The calculation of diluted net income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,333,334 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the income of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended		For the Period from January 29, 2021 (Inception) through
	2022		2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,653,701	$884,567	$—	$(4,165)	$5,370,362	$1,790,121	$—	$(9,187)
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	7,666,667	—	6,666,667	23,000,000	7,666,667	—	6,666,667

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$—	$(0.00)	$0.23	$0.23	$—	$(0.00)

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

Derivative Financial Instruments

The Company evaluates its financial instrument to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and revalued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 15 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 29, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Promissory Note — Related Party

On February 5, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was repaid in full on October 22, 2021. As of June 30, 2022 and December 31, 2021, there was $0 outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on September 15, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor an amount not to exceed $33,333 per month for office space and secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred $33,445 and $58,046 in fees related to these services, which are included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2022, respectively. For the three months ended June 30, 2021 and for the period from January 29, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholders Rights

Pursuant to a registration rights agreement entered into on September 15, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares— The Company is authorized to issue 5,000,000 preference shares with a par or nominal value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par or nominal value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares— The Company is authorized to issue 53,333,345.5 Class B ordinary shares, with a par or nominal value of approximately $0.00009 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,666,667 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law. In connection with a Business Combination, the Company may enter into a shareholder’s agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 8. WARRANT LIABILITY

Warrants— As of June 30, 2022 and December 31, 2021, there are 7,666,667 outstanding Public Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

JUNE 30, 2022

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

As of June 30, 2022 and December 31, 2021, there are 9,666,667 outstanding Private Placement Warrants. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

SOAR TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$237,313,736	$236,903,949

Liabilities:
Warrant Liability – Public Warrants	1	920,000	4,370,000
Warrant Liability – Private Placement Warrants	3	1,740,000	5,819,334

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Stock price	$10.17	$10.11
Exercise price	$11.50	$11.50
Expected term (in years)	5.46	5.71
Volatility	—%	8.6%
Risk-free rate	2.97%	1.32%
Dividend yield	—%	—%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$5,819,334	$—	$5,819,334
Change in valuation inputs or other assumptions	(2,146,001)	—	(2,146,001)
Fair value as of March 31, 2022	$3,673,333	$—	$3,673,333
Change in valuation inputs or other assumptions	(1,933,333)	—	(1,933,333)
Fair value as of June 30, 2022	$1,740,000	$—	$1,740,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. No transfers occurred during the three and six months ended June 30, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 29, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $3,538,268, which consists of the change in fair value of warrant liabilities of $3,696,666 and interest earned on marketable securities held in the Trust Account of $392,422, offset by formation and operational costs of $416,273 and unrealized loss on marketable securities held in the Trust Account of $134,547.

For the six months ended June 30, 2022, we had a net income of $7,160,483, which consists of the change in fair value of warrant liabilities of $7,529,334 and interest earned on marketable securities held in the Trust Account of $508,050, offset by formation and operational costs of $778,638 and unrealized loss on marketable securities held in the Trust Account of $98,263.

For the three months ended June 30, 2021, we had a net loss of $4,165, which consists of formation and operational costs.

For the period from January 29, 2021 (inception) through June 30, 2021, we had a net loss of $9,187 which consists of formation and operational costs.

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

For the six months ended June 30, 2022, cash used in operating activities was $189,416. Net income of $7,160,483 was affected by the change in fair value of warrant liabilities of $7,529,334 and interest earned on marketable securities held in the Trust Account of $508,050 and unrealized loss on marketable securities held in the Trust Account of $98,263. Changes in operating assets and liabilities provided $589,222 of cash for operating activities.

For the period from January 29, 2021 (inception) through June 30, 2021, cash used in operating activities was $5,022. Net loss of $9,187 was affected by formation costs paid by Sponsor in exchange for issuance of founder shares of $5,000, and changes in operating liabilities used $835 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $237,313,736 in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $1,297,556. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022.

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

SOAR TECHNOLOGY ACQUISITION CORP.

Date: August 10, 2022	By:	/s/ Joe Poulin
	Name:	Joe Poulin
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Vicky Bathija
	Name:	Vicky Bathija
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)